Form 10QSB
period 2000-03-31
TELECOM WIRELESS CORP/CO
filed 2000-05-22
CIK 1098923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


                                   (Mark One)
  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                               For the quarterly period ended     March 31, 2000
                                                                  --------------

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                     For the transition period from           to


                                          Commission File No.          000-28507
                                                                       ---------


                          TELECOM WIRELESS CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                Utah                                         94-3172556
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation              (IRS Employer
            or organization)                            Identification No.)

             5299 DTC Blvd., Suite 1120, Englewood, Colorado  80111
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 416-4000
                           ---------------------------
                           (Issuer's telephone number)


                                 Not Applicable
                                 --------------
    (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.   Yes  [  ]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity,  as of the latest practicable date:   25,828,936 shares of common stock,
par  value  $.001  per  share,  as  of  May  19,  2000.

  Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

PART  I  ---  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                          TELECOM WIRELESS CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Company's Form SB-2 which included the financial statements for the company for the year ended June 30, 1999.

     The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

                          TELECOM WIRELESS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   June  30,      March  31,
                                                                      1999          2000
                                                                  ------------  -------------
ASSETS
Current assets
 Cash                                                             $   620,666   $     42,301

 Accounts receivable (net)                                             49,559        155,055
 Accounts receivable - employees                                            -        170,931
 Stock subscription receivable                                        352,666              -
                                                                  ------------  -------------
     Total current assets                                           1,022,891        368,287
                                                                  ------------  -------------

Property and equipment, net                                           589,797        838,369
                                                                  ------------  -------------

Intangible assets
 Subscribers list                                                           -        225,000
 Licenses                                                             523,117        524,117
 Goodwill                                                                   -        178,943
   Less accumulated amortization                                     (208,247)      (315,778)
                                                                  ------------  -------------
 Net intangible assets                                                314,870        612,282
                                                                  ------------  -------------

Investment                                                                  -        700,000
Idle equipment                                                        181,256        174,285
Other assets                                                           18,961         35,953
                                                                  ------------  -------------

Total assets                                                      $ 2,127,775   $  2,729,176
                                                                  ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Accounts payable                                                 $   618,006   $  2,108,677
 Accrued expenses                                                     140,703        535,277
 Short-term notes payable                                                   -      1,688,819
                                                                  ------------  -------------
     Total current liabilities                                        758,709      4,332,773
                                                                  ------------  -------------

Note payable                                                        1,276,841              -
Accrued interest                                                       91,227              -
                                                                  ------------  -------------
     Total long term liabilities                                    1,368,068              -
                                                                  ------------  -------------

Total liabilities                                                   2,126,777      4,332,773
                                                                  ------------  -------------

Commitments and contingencies

Stockholders' equity (deficit)
 Preferred stock, $.001 par value, 25,000,000 shares authorized;
   20,000 shares issued or outstanding                                      -      1,441,385
 Common stock, $.001 par value, 100,000,000 shares authorized,
   15,107,920 (June 30, 1999) and 18,999,994
   (March 31, 2000) shares issued and outstanding                      15,108         19,000
 Additional paid-in capital                                         6,950,836     24,856,976
 Accumulated deficit                                               (6,964,946)   (25,171,266)
 Stock subscription on investment                                           -     (2,749,692)
                                                                  ------------  -------------
     Total stockholders' equity (deficit)                                 998     (1,603,597)
                                                                  ------------  -------------

Total liabilities and stockholders' equity                        $ 2,127,775   $  2,729,176
                                                                  ============  =============


      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TELECOM WIRELESS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           For  the                   For the
                                     Three  Months  Ended       Nine  Months  Ended
                                          March  31,                 March  31,
                                    -----------------------  -------------------------
                                      1999         2000         1999         2000
                                    ---------  ------------  ----------  -------------
Revenue
 Internet services                  $      -   $    26,521   $       -   $     91,161
 Wireless TV revenues                109,237       166,812     365,878        473,867
 Other                                     -             -      32,359              -
                                    ---------  ------------  ----------  -------------
   Total revenues                    109,237       193,333     398,237        565,028

Internet service operating costs           -        10,265           -         69,058
Direct costs - wireless TV            62,794       174,121     155,794        341,031
General and administrative            93,616     2,847,084     701,616      7,869,566
Stock based compensation                   -       563,237           -      4,723,551
                                    ---------  ------------  ----------  -------------
   Total operating expenses          156,410     3,594,707     857,410     13,003,206
                                    ---------  ------------  ----------  -------------

Net loss from operations             (47,173)   (3,401,374)   (459,173)   (12,438,178)

Other income (expense)
 Interest expense                          -    (3,239,563)          -     (5,931,199)
 Income from subsidiary                    -             -           -        163,057
                                    ---------  ------------  ----------  -------------
                                           -    (3,239,563)          -     (5,768,142)
                                    ---------  ------------  ----------  -------------

Net loss                            $(47,173)  $(6,640,937)  $(459,173)  $(18,206,320)
                                    =========  ============  ==========  =============

Net loss per common share
 Basic and diluted                  $   (.05)  $      (.38)  $    (.55)  $      (1.10)
                                    =========  ============  ==========  =============

Shares used in computing net loss
   per common share
 Basic and diluted                   864,991    17,699,099     838,729     16,617,115
                                    =========  ============  ==========  =============


      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          TELECOM WIRELESS CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (UNAUDITED)


                                            Preferred Stock        Common Stock                       Additional       Stock
                                           ------------------  --------------------    Accumulated     Paid-in     Subscription
                                           Shares    Amount      Shares      Amount      Deficit       Capital     on Investment
                                           ------  ----------  ----------   -------   -------------  ------------  -------------
Balance - June 30, 1998                         -  $        -     697,991   $   698   $ (3,520,426)  $ 2,855,715   $         -
Issuance of stock for services                  -           -      12,000        12              -        29,988             -
Sale of common stock                            -           -     155,144       155              -       290,403             -
Common stock issued in connection
    with business reorganization                -           -  13,825,000    13,825              -       (13,825)            -
Proceeds of private offering (net of
    offering costs of $83,095)                  -           -     120,000       120              -       516,785             -
Proceeds of private offering (net of
    offering costs of $359,994)                 -           -     297,785       298              -     1,724,210             -
Stock based compensation                        -           -           -         -              -     1,547,560             -
Net loss                                        -           -           -         -     (3,444,520)            -             -
                                           ------  ----------  -----------  --------  -------------  ------------  ------------

Balance - June 30, 1999                         -           -  15,107,920    15,108     (6,964,946)    6,950,836             -

Proceeds from Private Offering (net of
    offering costs of $95,625)                  -           -     127,935       128              -       641,242             -
Proceeds from Private Offering (net of
    offering costs of $59,382)                  -           -      97,227        97              -       387,771             -
Stock issued for acquisition of Prentice        -           -     346,667       347              -     2,426,322             -

Stock issued for acquisition of Aweb            -           -      28,562        29              -       199,902             -

Stock issued for cash                           -           -     993,500       994              -     2,419,007             -

Stock issued for services                       -           -     661,141       661              -     2,631,551             -

Warrants issued in conjunction with
    bridge loan-immediately exercised           -           -     300,000       300              -     2,161,995             -
Stock issued for investment                     -           -   1,002,807     1,003              -     2,748,689    (2,749,692)

Rescission of Prentice acquisition              -           -    (346,667)     (347)             -    (2,426,322)            -
Stock cancelled in conjunction with
     Prentice rescission                        -           -    (100,000)     (100)             -           100             -
Stock issued for rescission of debt             -           -     650,000       650              -     3,780,600             -
Options and warrants issued                     -           -           -         -              -     2,935,413             -
Stock issued in cancellation of
    re-pricing warrants                         -           -     130,902       130              -          (130)            -
Issuance of Preferred Stock                20,000   1,441,385           -         -              -             -             -
Net loss                                        -           -           -         -    (18,206,320)            -             -
                                           -------  ---------  -----------  --------  -------------  ------------  ------------

Balance - March 31, 2000                   20,000  $1,441,385  18,999,994   $19,000   $(25,171,266)  $24,856,976   $(2,749,692)
                                           ======  ==========  ===========  ========  =============  ============  ============

                                                Total
                                            Stockholders'
                                           Equity (Deficit)
                                           ----------------
Balance - June 30, 1998                    $      (664,013)
Issuance of stock for services                      30,000
Sale of common stock                               290,558
Common stock issued in connection
    with business reorganization                         -
Proceeds of private offering (net of
    offering costs of $83,095)                     516,905
Proceeds of private offering (net of
    offering costs of $359,994)                  1,724,508
Stock based compensation                         1,547,560
Net loss                                        (3,444,520)
                                           ----------------

Balance - June 30, 1999                                998

Proceeds from Private Offering (net of
    offering costs of $95,625)                     641,370
Proceeds from Private Offering (net of
    offering costs of $59,382)                     387,868
Stock issued for acquisition of Prentice         2,426,669

Stock issued for acquisition of Aweb               199,931

Stock issued for cash                            2,420,001

Stock issued for services                        2,632,212

Warrants issued in conjunction with
    bridge loan-immediately exercised            2,162,295
Stock issued for investment                              -

Rescission of Prentice acquisition              (2,426,669)
Stock cancelled in conjunction with
     Prentice rescission                                 -
Stock issued for rescission of debt              3,781,250
Options and warrants issued                      2,935,413
Stock issued in cancellation of
    re-pricing warrants                                  -
Issuance of Preferred Stock                      1,441,385
Net loss                                       (18,206,320)
                                           ----------------

Balance - March 31, 2000                   $    (1,603,597)
                                           ================

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   For the
                                              Nine Months Ended
                                                  March 31,
                                           ------------------------
                                             1999          2000
                                           ---------   ------------
Cash flows from operating activities
 Net loss                                  $(459,173)  $(18,206,320)
                                           ----------  -------------
 Adjustments to reconcile net loss to net
   cash used by operating activities
   Depreciation and amortization             215,750        268,566
   Stock issued for services/settlements      30,000      2,446,188
   Stock based compensation                        -      3,121,436
   Stock issued with bridge financing              -      5,318,545
   Deferred acquisition costs                      -              -
   Allowance for doubtful accounts                 -         12,500
   Changes in assets and liabilities
     Accounts receivable                       4,545       (274,035)
     Other assets                             (2,830)       (14,034)
     Accounts payable                        (34,762)     1,479,738
     Accrued expenses                        (22,759)       394,574
     Other liabilities                        (2,000)             -
     Accrued interest                              -         73,317
     Cash overdraft                                -              -
                                           ----------  -------------
                                             187,944     12,826,795
                                           ----------  -------------
       Net cash used by operating
         activities                         (271,229)    (5,379,525)
                                           ----------  -------------

Cash flows from investing activities
 Purchase of equipment                       (14,410)      (348,932)
 Cash acquired from acquisitions                  -           5,878
 Acquisition costs                                -         (89,630)
 License development costs                        -          (1,000)
                                           ----------  -------------
       Net cash used by investing
         activities                          (14,410)      (433,684)
                                           ----------  -------------

Cash flows from financing activities
 Net activity - due to officer                    -               -
 Payments on short-term notes                     -         (46,190)
 Proceeds on short-term notes                     -       1,479,128
 Proceeds from issuance of common stock      290,000      3,801,906
                                           ----------  -------------
       Net cash provided by financing
         activities                          290,000      5,234,844
                                           ----------  -------------

Net increase (decrease) in cash                4,361       (578,365)

Cash at beginning of period                      600        620,666
                                           ----------  -------------

Cash at end of period                      $   4,961   $     42,301
                                           ==========  =============



      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental  disclosure  of  cash  flows  information:

     Cash paid for interest:    $22,670 for the nine months ended March 31,
2000.  No interest was paid for the  nine  months  ended  March 31, 1999.

Supplemental  disclosure  of  non-cash  investing  and  financing  activities:

In July 1999, the Company consummated an acquisition of all of the issued and outstanding common shares of America's Web Station for 28,562 shares of common stock valued at $199,931 for purposes of the acquisition. The acquisition has been accounted for as a purchase. The purchase price, including acquisition costs, was allocated as follows:


     Cash                                               $  5,878
     Accounts  receivable,  net                           14,893
     Property  and  equipment                             53,705
     Intangible  assets                                    8,743
     Subscriber  lists                                   225,000
     Other  assets                                         2,957
                                                        --------
                                                         311,176
     Liabilities  assumed                               (191,814)
                                                        ---------
                                                         119,362
     Consideration  given  and  acquisition  costs      (255,390)
                                                        ---------

     Excess  purchase  price  recorded  as  goodwill    $136,028
                                                        =========

                          TELECOM WIRELESS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

The business plan of the Company involves capitalizing on the convergence on the Internet of video, voice and data by providing a wireless broadband point-to-multipoint network to, and becoming a leading consolidator in, the Internet Service Provider ("ISP") and Competitive Local Exchange Carrier ("CLEC") business. The goal of the Company is to provide broadband connectivity, content, and electronic commerce via an Internet platform to residential and business customers in both the United States and abroad.

The Company has acquired, in separate transactions, the stock of one ASP and one ISP subsequent to year end and plans to continue to acquire companies to expand its operations.

Principals  of  Consolidation
-----------------------------

The consolidated balance sheets include the accounts of the parent company, Telecom Wireless Corporation and its wholly owned subsidiaries, Keys and Phoenix, as of June 30, 1999, and America's Web as of March 31, 2000. Affiliated companies in which Telecom does not have a controlling interest, or which control is likely to be temporary are accounted for under the equity method. The Company acquired a 90% interest in Prentice Technologies, Inc. (Prentice). The Prentice transaction was rescinded in December 1999. The Company's investment in Prentice had been recorded under the equity method due to the Company having temporary control of Prentice. All significant inter-company transactions and balances have been eliminated.


NOTE  2  -  SHORT-TERM  NOTES  PAYABLE
--------------------------------------

On September 1, 1999, the Company obtained various bridge loans totaling $250,000. The loans bear interest at 10% per year with principal and interest due and payable in full on the earlier of (a) October 31, 1999 or (b) the date of receipt by the Company of financing aggregating at least $2,000,000. These loans are personally guaranteed by a shareholder of the Company. These loans are past due.

On September 23, 1999, the Company obtained various bridge loans totaling $750,000. The loans bear interest at 10% per year with principal and interest due and payable in full on the earlier of (a) November 23, 1999 or (b) the date of receipt by the Company of financing aggregating at least $2,000,000. These loans are past due.

Attached to these loans are warrants for the purchase of 100,000 shares of the Company's common stock at $7 per share. These warrants terminate after four years or the date on which a registration statement relating to the shares underlying the warrants has been in effect for two years. If the loans are not repaid in full within one month of the date of issuance, the lenders are entitled to receive an additional 100,000 warrants subject to the same terms as the repricing warrants issued in conjunction with the private placements discussed in Note 10. The Company also issued warrants for the purchase of 300,000 shares at an exercise price of $.001. The Company amortized approximately $2,000,000 of interest expense over the two month term of the loans related to these warrants.

In January, 2000 the Company converted $375,000 of notes payable and the related accrued interest into 400,000 shares of common stock. This conversion resulted in interest expense of $2,100,000.

In connection with the acquisition of Prentice Technologies, the Company signed a $253,750 note payable, due March 2000 with principal and interest of $43,284 payable monthly. Interest is calculated at 8% per annum. The Company completed a rescission of the transaction with Prentice in December 1999 which resulted in the cancellation of this note.

The Company assumed notes payable in conjunction with the acquisition of America's Web which are due on demand. Interest is calculated at 7% - 19% per annum and the notes are unsecured.

In November 1999, the Company signed a note payable to a corporation in the amount of $700,000, bearing interest at 12% per annum. Principal and accrued interest are due in full in April 2000. The note is convertible into common stock of the Company at a conversion rate of $7 per share. This note was entered into in conjunction with the agreement to acquire an equity interest in another entity.

In December 1999 the Company signed a note payable to an individual for $140,000. Principal and interest at 10% per annum plus 7,500 shares of the Company's common stock are payable on or before April 21, 2000. If not paid until May 21, 2000, the principal and interest as described above are due along with 15,000 shares of the Company's common stock. If not paid until June 20, 2000 the Company is obligated to issue 50,000 shares of common stock in full satisfaction of the debt.

In November 1999 the Company signed a $160,000 note payable to a corporation which bears interest at prime rate plus 2% per annum; is due on demand and provides for security consisting of all assets of the Company that are not already encumbered. The security interest was not perfected as of March 31, 2000. This note has been paid.


NOTE  3  -  AGREEMENT  WITH  MINORITY  SHAREHOLDER
--------------------------------------------------

As  of  June  10,  1998,  JRHW17 Corporation (owned by a minority shareholder of
Keys) had advanced Keys $1,276,841. On that date, the Company entered into an agreement with JRHW17 Corporation to cancel this debt in consideration of the issuance of 20,000 shares of the Company's preferred stock. That stock, designated as Redeemable, Non-Voting, Convertible Preferred Stock-Series 1998-1, was issued during the quarter ended March 31, 2000. The 20,000 shares of preferred stock shall be redeemable by the Company at par value if not previously converted, provided that the Company shall not exercise its redemption right prior to January 1, 2005. The preferred stock shall be convertible to common stock of the Company upon the filing of a Registration Statement with the Securities and Exchange Commission (SEC) for a public offering of shares of the Company. One half of the shares issuable upon exercise of the conversion will have "piggyback" registration rights on the first public offering, the remaining shares resulting from the conversion will have registration rights on the next subsequent or secondary offering. Subject to approval of the regulatory authorities and the underwriters, the preferred will convert to common stock of the Company on the following basis: the conversion rate will be determined at the time of the public offering by first taking 125% of the price at which a share of the Company's common stock will be offered to the public. This number so calculated will be the divisor and the par value per share of the preferred stock (i.e., $100.00) will be the dividend and the quotient will then be the number of common shares into which each share of preferred stock will be convertible. The common stock received upon conversion by the preferred stockholder, subject to the foregoing registration rights, shall be restricted pursuant to SEC Rule 144 and shall contain a legend on each certificate to that effect.

The Company reflected the obligation to issue the preferred stock as a liability until the quarter in which that stock was issued. The Company will continue to recognize interest expense based on the difference between the note and the par value of the preferred stock.


NOTE  4  -  PRIVATE  PLACEMENTS
-------------------------------

The August and September 1999 private placements included re-pricing warrants which entitle the holder to purchase, at an exercise price of $.001 per share, that number of shares as equals the number of shares purchased by that holder multiplied by a fraction the numerator of which is $8.75 minus the average closing bid prices of the common stock during the twenty (20) days following the effective date of the registration statement, and the denominator of which is the average closing bid prices of the common stock during the twenty (20) days following the effective date. The number of re-pricing warrants to be issued is dependent on a future event and therefore cannot be valued utilizing the Black-Scholes model until all contingent factors are known. Assuming a $7.00 closing bid price, warrants to purchase 50,628 shares would be issued.

In February 2000, the Company entered into agreements with the holders of the re-pricing warrants to exchange their rights under the re-pricing warrants for shares of stock. A total of 350,224 shares of common stock were issued in cancellation of all outstanding re-pricing warrants. At March 31, 2000 130,902 shares had been issued in cancellation of the warrants. The remaining shares were issued in April 2000.


NOTE  5  -  COMMON  STOCK,  OPTIONS  AND  WARRANTS
--------------------------------------------------

Consulting  Agreement
---------------------

On June 18, 1998 the Company entered into an option agreement with the former minority shareholder of Keys, for services rendered, under which the shareholder has the right to purchase a number of shares of Company's common stock equal to $400,000 divided by the exercise price of the option. The exercise price of the option is calculated as the lower of 50% of the closing bid price of the shares on the trading day immediately prior to the exercise date or 50% of the opening bid price on the next trading day. The options expire in June 2002. No options related to this agreement had been exercised as of September 30, 1999. The options were valued at approximately $487,000 utilizing the Black-Scholes pricing model with the following assumptions: expected life 4 years, 0% volatility, risk-free interest rate of 5.5% and a dividend yield of 0%. This expense has been recognized for the year ended June 30, 1998.

Stock-Based  Compensation
-------------------------

During the three months ended March 31, 2000, the Company issued options for the purchase of 1,568,000 shares of the Company's common stock to several employees of the Company. The exercise prices are between $4.67 and $7.21 per share. No compensation expense was recorded for these options in accordance with Statement of Financial Accounting Standards No. 123.

In October 1999, the majority stockholder of the Company sold an option to purchase 250,000 shares of the Company's common stock for $250,000 and lent the proceeds to the Company. The term of the option is two years and the option exercise price is $.10 per share. The fair value of this option is approximately $1,700,000 utilizing the Black-Scholes pricing model with the following assumptions: expected life of 2 years, 0% volatility, risk-free rate of 5.5% and a 0% dividend yield. Compensation expense will be recognized in October 1999 for this option. The Company issued 250,000 shares of its common stock in January 2000 to the option holder in payment of the loan and termination of this option which resulted in interest expense of approximately $1,000,000.

In November 1999, the Company authorized the issuance of warrants for the purchase of 300,000 shares of its common stock at $.001 per share as additional consideration in connection with a debt financing. This resulted in interest expense of approximately $2,000,000. The fair value of this option was determined utilizing the Black-Scholes pricing model with the following assumptions: expected life of 5 years, 0% volatility, risk-free rate of 5.5% and a 0% dividend yield. In November 1999, the holder indicated its desire to exercise the warrants. In January 2000, the Company, as directed by the holder of the warrants, issued the shares underlying the warrants to three persons holding promissory notes issued by the Company.

In December 1999, the Company entered into a one-year investment banking agreement with an institution. Under the agreement, the investment banker is to perform a variety of services including advice and counsel regarding strategic business and financial plans, negotiations with potential investors, acquisition candidates, strategic partners and other such services. The agreement requires a non-refundable fee of $500,000 or 550,000 shares of the Company's common stock and a three-year warrant for the purchase of an additional 1,000,000 shares exercisable at $5.50 per share. The Company issued the 550,000 shares in satisfaction of the nonrefundable fee. The shares were valued at $2.50 per share based on stock transactions for cash with unrelated parties in December 1999 and January 2000. The fair value of the shares or $1,375,000, will be recognized over the one-year term of the contract. The warrants had no value as determined by the Black Sholes pricing model using the following assumptions: expected life 3 years, 0% volatility, risk-free interest rate of 5.5% and a 0% dividend yield. The Company also agreed to pay finder's fees with respect to transactions introduced to the Company by the investment banker. The investment banking company may assess finder's fees to the Company for a two and a half-year period subsequent to the term of this agreement.

Current  Stock  Transactions
----------------------------

In January 2000, the Company issued 2,300 shares of its common stock to 23 non-officer employees of the Company and its two subsidiaries as a stock bonus.

The 1,000,000 in bridge financing that was due in October and November 1999, is past due with the exception of $375,000 which has been converted to common stock in January 2000. A lawsuit is pending with respect to these notes.

In February 2000, the Company entered into additional employment agreements which require annual salaries aggregating $490,000 with 30,500 shares of stock issued as a signing bonuses and options to purchase 1,550,000 shares of the Company's common stock. The agreements expire in February 2003. In addition, two previous employment agreements were increased by $75,000 and 10% respectively. The additional $75,000 is to be paid in discounted stock options. The total obligation for annual salaries by the Company under all employment agreements is $1,265,000.

In March 2000, the Company issued 19,753 shares at a value of $100,000 as a penalty to two target acquisitions that were not consummated.

In March 2000, the Company issued options to 3 employees for the purchase of 18,000 shares of common stock at purchase prices ranging from $4.67 to $7.21 for a term of 5 years.


NOTE  6  -  COMMITMENTS  AND  CONTINGENT  LIABILITIES
-----------------------------------------------------

Employment  Contracts
---------------------

The Company entered into employment agreements with certain officers for terms of three years each, expiring March 31, 2002. The agreements call for minimum annual salaries aggregating $1,025,000, with increases based on annual review by the compensation committee. If the Company terminates the employment agreement without cause, the Company will be obligated to pay the base salary for the remainder of the initial term.

During the quarter ended March 31, 2000, the employment of two officers by the Company was terminated resulting in cancellation of options for the purchase of 1,200,000 shares of the Company's common stock. Upon cancellation of the employment agreement with one officer, a consulting agreement was entered into with the same officer equal to the base salary previously received. The consulting agreement expires on July 31, 2000. In addition, an advance by the Company to the officer in the amount of $65,000 is to be evidenced by a promissory note in the same amount which will bear interest at 8% per annum with three equal consecutive annual installments of principal plus interest commencing in March, 2001.

In March 2000, the Company entered into an agreement with a consultant for the provision of public relations services. The Company agreed to issue to the consultant options for the purchase of 1,000,000 shares of the Company's common stock at prices ranging from $6.50 to $9.50 per share.

Office  Space  and  Transmission  Towers
----------------------------------------

On July 30, 1999, the Company entered into a lease agreement for office facilities in West Palm Beach, Florida. The agreement, expiring July 31, 2004, requires base monthly rental payments of $8,369, plus operating expenses, with a 4% annual increase in the base. The Company defaulted on this lease and the landlord filed a lawsuit to recover costs and rents due over the remaining term of the lease of approximately $900,000. In March 2000, the landlord and the Company entered into a settlement which required the issuance of 40,000 shares of common stock as a security deposit and payments of $50,608 in March 2000 and April 2000. The shares were issued and the first payment due in March has been made. However, the full amount of the April 2000 payment has not been made.
Under the settlement agreement, the landlord may take a judgment against the Company for the full amount claimed if the Company defaults on its obligations.

In March 2000, the Company entered into a facilities lease in Denver, Colorado, which requires monthly payments of $19,343 and expires February 28, 2002. There is an option to extend for an additional two years.

Services  Agreement
-------------------

In August 1999, the Company entered into a Services Agreement with a consultant whose services began in October 1999. The Services Agreement requires that the consultant render financial consulting and other services to the Company. As consideration, the Company issued to the consultant two stock purchase warrants. The first is for the purchase of 500,000 shares of the Company's common stock at an exercise price of $5.50 per share, which has a fair value of approximately $1,500,000 utilizing the Black-Scholes pricing model with the following assumptions: expected life of 6 years, 0% volatility, risk-free interest rate of 5.5% and a 0% dividend yield. The second is for the purchase of 720,000 shares of the Company's common stock which vests at the rate of 15,000 shares per month for 48 consecutive months, which has an aggregate fair value of approximately $3,220,000 utilizing the Black-Scholes pricing model with the following assumptions: expected life of 6 years, 0% volatility, risk-free interest rate of 5.5% and a 0% dividend yield. This is subject to change as the exercise price on the options issued in each monthly installment is contingent upon the market value of the common stock as defined below. The exercise price for each installment is 50% of the market value of the Company's common stock on the vesting date for that installment. For this purpose, market value is deemed to be the average of the closing prices for the 20 trading days preceding the vesting date of the installment. In the event of a change in control (as defined), an additional number of installments shall vest and become exercisable as equals the number of previously vested installments, and the number of shares included in each monthly installment will double. Compensation expense in the amount of approximately $1,900,000 was reflected in the accompanying financial statements, for the nine months ended March 31, 2000.

HyperLight  Agreements
----------------------

TECHNOLOGY  MARKETING  AND  LICENSE  AGREEMENT

In September 1999 the Company entered into a five-year agreement with HyperLight Network Corporation (HyperLight) granting the Company a non-exclusive world-wide license to market a product incorporating a new broadband technology to be acquired by HyperLight. The agreement required the Company to pay to HyperLight a license fee equal to 50% of any revenues generated under the license. The agreement was terminable by HyperLight if the Company failed to place an order for the products backed by a $50 million irrevocable letter of credit by November 1, 1999. HyperLight has given the Company notice of termination of the license agreement as no purchase order was presented.

Subscription  Agreement

In September 1999 the Company entered into a subscription agreement with HyperLight to purchase 250 shares of HyperLight's Series C common stock in exchange for 500,000 shares of the Company's common stock. The subscription agreement required the Company to file a registration statement including the shares issued to HyperLight no later than October 15, 1999. In addition, the fair value of the shares issued by the Company was to be not less than $5,000,000 supported by an independent appraisal. In November 1999 HyperLight rescinded the offer to sell its securities contained in the subscription agreement due to the Company's failure to pay for the equity interest in HyperLight. Subsequently, the Company delivered the 500,000 shares to HyperLight. The subscription agreement provides that HyperLight will retain possession of the 250 shares of its common stock until the earlier of the Company completing its payment obligations under the interim funding agreement or the sale by HyperLight of more that 50,000 shares of the Company's common stock pursuant to the registration statement.

Interim  Funding  Agreement

In September 1999 the Company entered into an agreement with HyperLight in which HyperLight agreed to assist the Company in making arrangements to acquire an equity interest in Vision Tek, L.P.(Vision Tek) In exchange, the Company agreed to pay $1,200,000 to HyperLight in four installments of $300,000 each over a period of nine months. The first installment was paid by FlashNet Communications, Inc. (FlashNet) as discussed below. The Company has acquired the equity interest in Vision Tek. HyperLight claims that the Company is in default under this agreement as the payment due March 1, 2000 has not been made.

Vision  Tek,  L.P.  -  Assignment  and  Subscription  Agreement

In September 1999 the Company entered into an agreement to purchase a 2% liquidating interest in Vision Tek for $400,000. The interest was purchased by FlashNet but subsequently was acquired by Telecom Wireless as described below. The interest in Vision Tek will entitle the Company to a distribution of 50 shares of Series B Common stock of HyperLight at such time as the shares are distributed to the partners of Vision Tek by the liquidator.

FlashNet  Transactions

In September 1999 the Company assigned its rights under the subscription agreement, the interim funding agreement and the assignment and subscription agreement to FlashNet which paid the initial $300,000 installment to HyperLight under the interim funding agreement and $400,000 to the seller of the 2% interest in Vision Tek. In November 1999 the Company reacquired its rights under the assigned agreements, including the equity interest in Vision Tek, for consideration consisting of a convertible promissory note in the principal amount of $700,000 due April 30, 2000, payable to FlashNet. As of May 22, 2000, the note had not been paid.

Subsequent  Negotiations

In December 1999, the Company issued an additional 452,381 shares of its common stock to HyperLight in exchange for the agreement of HyperLight to waive the appraisal provision in the subscription agreement, to extend the maturity date of the $300,000 installment in default under the interim funding agreement to February 29, 2000, and to continue renegotiating the agreements in good faith. This installment was paid by the issuance to HyperLight of 50,426 shares of the Company's common stock. The $300,000 payment purportedly due March 1,2000, has not been paid. The ultimate outcome of these negotiations is unknown.

The Company has accounted for the transactions involving HyperLight as an advance until certificates evidencing the equity interest in HyperLight have been delivered to the Company and its obligations with respect to the $900,000 have been satisfied. The Company has recorded the convertible note payable for $700,000 to FlashNet in the financial statements of the Company as of December 31, 1999. The fair value of the 952,381 shares issued in connection with the above agreements has been reflected as a stock subscription and netted in equity at December 31, 1999 since the 250 shares of Series C common stock are being retained by HyperLight pursuant to the subscription agreement. The fair value of the shares issued was determined based on the fair market value of the Company's common stock on the date of issuance, which was $2.50 per share based on other equity transactions for cash with unrelated persons at about the same time.

Although the Company claims that the agreements with HyperLight have either been terminated or are unenforceable, the Company believes it will be successful in renegotiating the transactions. However, if the Company is not able to pay all of the amounts claimed to be due under the interim funding agreement, HyperLight may claim it has the right under the subscription agreement (i) to either return the 952,381 shares of the Company's common stock to the Company, retain all payments made under the interim funding agreement and cancel the 250 shares of its Series C common stock, or (ii) to sue on the debt and retain possession of the 250 shares of HyperLight's Series C common stock until the obligations are paid in full.

NOTE  7  -  SUBSEQUENT  EVENTS
------------------------------

In April 2000, the Company returned 15 transmitters that were not in use and received a credit from the vendor in the amount of approximately $200,000.

In April 2000, an officer and an affiliate of an officer of the Company agreed to make equity investments aggregating $15 million in the Company. The affiliate subscribed to purchase 3,400,000 shares of common stock at a purchase price of $2.94 per share, or a total of $10,000,000, and the officer subscribed to purchase 2,000,000 shares at a purchase price of $2.50 per share, or a total of $5,000,000. Each paid the purchase price in the form of a full-recourse promissory note secured by the shares purchased which bears interest at 8% per year and matures in April 2001. The Company has agreed to register the shares purchased under the Securities Act of 1933.

During 2000, the Company entered into various consulting agreements which resulted in the issuance of warrants for the purchase of 1,050,000 shares of the Company's common stock. The value of these warrants will be reflected in the financial statements as services are rendered.

In conjunction with various sales of common stock by the Company in 2000, the Company issued warrants for the purchase of 195,000 shares of common stock. In addition the Company issued a warrant for the purchase of 20,000 shares of the Company's common stock for financial consulting services rendered. The value of the warrants will be recognized over the exercise period.

During the quarter ended March 31, 2000, the Company has issued 2,175,654 shares of its common stock in consideration of $2,170,000 in net proceeds (includes $50,000 in commissions); 650,000 shares were issued in cancellation of $625,000 in debt; 44,876 shares were issued for services. Substantially all of the shares have registration rights under the Securities Act of 1933.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended March 31, 2000. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

     The following discussion and analysis are based on the combined pro forma results of Telecom Wireless Corporation and the historical results for each of its subsidiaries.

OVERVIEW

     The goal of Telecom Wireless Corporation is to provide a wireless broadband point-to-multipoint network to, and become a leading consolidator in the highly fragmented Internet service provider or "ISP" industry and in the competitive local exchange carrier or "CLEC" industry. The business plan provides for aggressive acquisition of ISPs and CLECs coupled with the concurrent deployment of the fixed wireless broadband technologies. This will allow Telecom Wireless to provide quality local service to both business and residential customers while simultaneously satisfying demand for a full range of bundled services and high speed reliable Internet access. Wireless broadband services will be provided to both owned and non-owned ISPs and CLECs, and to building systems integrators. Reductions in operating costs are expected to be achieved through integration of the operations and systems of acquired ISPs and CLECs, including centralization of billing, customer support services, marketing and advertising. Revenues per subscriber are expected to be increased by making available to customers enhanced Internet products and services. Telecom Wireless will attempt to reduce customer turn-over by maintaining a local presence for acquired businesses.

     Telecom Wireless currently operates an ISP and a wireless cable television company. Management believes this mix of technologies and markets will provide the platform on which to validate planned new product offerings and market assumptions.

BUSINESS  PLAN

Wireless  Broadband  Network

     Telecom Wireless intends to establish broadband wireless communications networks in North America for small and medium sized businesses and consumers. These networks will allow simultaneous real time transmission of voice, video and data over the Internet and will allow local market ISPs and CLECs to provide a full range of products and services typically offered by national ISP's. Ultimately, Telecom Wireless plans to build high speed dedicated circuits to connect six geographic regions, forming a high-speed interconnected network. With our regional hubs and local ISPs and CLECs properly provisioned and connected, Telecom Wireless will have the flexibility and capability to offer and support bandwidth intensive services such as voice over internet protocol and video streaming applications. By enabling the voice over internet protocol network, Telecom Wireless will be in a position to provide Internet and Intranet-based telephony services to businesses and consumers. We have entered into a contract to purchase, over a period of five years, $225 million of equipment and services necessary to establish the networks. Pursuant to that contract, Telecom Wireless was obligated to take delivery of and remit payment on March 15, 2000, for equipment having a purchase price of approximately $3,450,090. Telecom Wireless has not made the required payment and negotiations are continuing with the seller and financing sources to procure the funds necessary to implement the rollout of the wireless broadband strategy in several markets. Other related costs will be substantial such as infrastructure, including location agreements for transmitters and receivers, installation and marketing, and sales. We presently plan to market the wireless broadband services to customers of owned and non-owned ISPs and CLECs.

Acquiring  and  consolidating  independent  telecommunications  businesses.

     We expect to acquire businesses that will enable us to provide a comprehensive range of telecommunications products and services. Although we expect most businesses will be profit-able, the implementation of new services will require substantial expenditures for equipment in the field. This generally will result in negative cash flow for at least the first year of operations for each acquisition.

Standardizing  and  centralizing  operations  to  capture efficiencies of scale.

     Local Presence. Telecom Wireless will attempt to retain key employees of acquired companies to ensure a smooth transition and maintain local institutional knowledge. This will be important, as the local operating units will be required to maintain local presence as Telecom Wireless develops a national brand. We believe that consolidation efforts by national ISPs have been seriously flawed by a lack of sensitivity to the essentially local nature of many ISP businesses. This has often resulted in sharply increased subscriber turnover rates after acquisitions and subsequent loss of revenue. We intend to structure our integration and consolidation efforts to retain the perception by subscribers of ISP businesses that we ac-quire that their ISP is a local business providing superior service to that of national services.

     Integration Teams. To help integrate operations, Telecom Wireless will establish integration teams. Each integration team will consist of skilled technical and marketing personnel. The integration team will have the responsibility to help with the overall centralization, standardization, and eventual branding of the local company as a part of the Telecom Wireless organization. Additionally Telecom Wireless' accounting staff will work with the integration team to centralize the accounting and billing systems promptly upon closing of the acquisition. Upon completion of the initial integration process, the operating units will begin executing the marketing and branding programs established by Telecom Wireless to expand its customer base and improve its customer retention.

     Consolidation of Functions. The two major expenses associated with most ISP and CLEC operations are administrative, primarily personnel, and technical, including upstream telecommunications and local area networks. These factors interact with administrative elements common to all ISPs including accounting, system administration, web hosting and design, telephone and technical support. To the ex-tent these common elements are consolidated and standardized, significant savings can be achieved.

* Accounting: A high priority for Telecom Wireless is the installation of a common accounting platform across all ISP acquisitions. Management currently is evaluating accounting and billing platforms. The selected platform will be flexible enough to include on one bill all products and services we may choose to offer in the future and be scalable to include any number of subscribers.

* Technical Support: Telecom Wireless plans to maintain regional telephone technical support centers to handle all consumer problems, service inquiries and new subscriptions. Such centers will reduce the need for support staff at each location and improve service.

* Web Design and Storage: It is our goal to transfer all ISP web design, maintenance and hosting to a single division. Such a strategy should eliminate the need for programmers at each local ISP.

* Systems Administration: Consolidation of telecommunications is a challenging goal because of the number of factors that must be considered for each acquisition. Prior to acquisition, each ISP maintains its own modem banks, local area network, and routing to the Internet. In addition, each ISP may have its own up-stream Internet service provider as well as a local exchange carrier. Telecom Wireless will use care and caution so that the quality of service is not jeopardized while consolidation is implemented.

     Immediately Bundling Video, Voice, and Data Products and Services. Increasingly, businesses and consumers are drawn to ISPs that can meet all of their telecommunications needs. Bundling services provides the ability to become a "one stop shop" for all customers' needs. We expect bundling to assist us in retaining existing customers and attracting additional customers.

     Developing and Offering Value-Added Products And Services. In some segments of the telecommunications business, the ability to offer value-added products and services provides a tremendous competitive advantage. By delivering value-added services, Telecom Wireless will attract and retain customers. A typical example of a value-added service is voice over Internet protocol, which allows users to place long distance telephone calls over the Internet at a very low cost. By installing new hardware that supports not only this service but the traditional ISP services, Telecom Wireless will be able to begin offering these types of service to the existing subscribers of acquired ISPs and CLECs.

     Unified Branding. We intend to use the same brand name in marketing our products and services. Unified branding should solidify our customer base, ensure customer loyalty, help us to gain market share and enable us to benefit from the efficiencies of centralization. In addition, it should enhance our market visibility and perception. Branding also should enhance our ability to sell additional products and ser-vices. In addition, past industry experience indicates that unified branding should significantly reduce customer turnover.

Ability  to  Implement  Business  Plan

     The ability of Telecom Wireless to remain in business and implement its business plan depends upon a variety of factors, primarily the ability to obtain financing and the ability to attract and retain employees having the necessary skills. Funding operations and acquisitions has been and is expected to continue to be the major impediment to implementing the company's business plan. We need capital to sustain operations and to consummate acquisitions. Management can give no assurance that Telecom Wireless' capital requirements can be satisfied at all or on reasonable terms.

COMBINED  RESULTS  OF  OPERATIONS

     Revenues. Telecom Wireless Corporation and its subsidiaries historically have derived their revenues primarily from subscription fees paid by ISP subscribers for dial-up access to the Internet and subscription fees paid for wireless cable television access. ISP subscription fees vary by the billing plan within the subscriber base. The vast majority of the plans in effect are monthly. However, there is a growing acceptance of annual contracts that offer a discount over the monthly fee.

     Wireless cable television subscribers pay monthly cable access fees. Like ISP subscribers, wire-less cable television subscribers pay fees based on the billing plan they have selected.

     Costs. Our direct costs of sales with respect to ISP and wireless cable television revenues consist primarily of maintaining sufficient capacity to provide services to our subscribers. Capacity is a measurement of the provider's ability to connect subscribers. ISP capacity costs include:

* the cost of leased routers and access servers and recurring telecommunications costs, including the cost of local telephone lines to carry subscriber calls to our points of presence, or "POPs";

* the costs associated with leased lines connecting our POPs directly to the Internet or to operations centers and connecting operations centers to the Internet; and

* Internet backbone costs, which are the amounts paid to Internet backbone providers for bandwidth, which allows transmission of data from the Internet to subscribers.

     Cost of ISP sales revenues will increase as required to support a growing subscriber base. We will seek to leverage the combined scale of our ISPs to lower telecommunications costs as a percentage of revenues by:

* Negotiating one or more relationships with national backbone providers to connect our ISPs to the Internet;

* Negotiating favorable local loop contracts and establishing co-location arrangements with local exchange carriers;

* Establishing private peering relationships to reduce our costs and improve access and reliability for our subscribers;

*     Negotiating  discounts  with  equipment  vendors;  and

* Implementing wireless technology to provide high speed Internet access to the small office/home office market. The wireless technology will allow high-speed access at costs less than reselling the lines from the existing local exchange carriers.

     Costs  of  sales of wireless cable television revenues consist primarily of

*     Content  costs;

*     Frequency  license  leases;

*     Technician  labor  costs;  and

* Purchase or lease of equipment necessary for the receiving and retransmission of programming.

     General,  administrative  and  other  expenses  consist  primarily  of:

*     The  salaries of our non-technician employees and associated benefits; and

* The cost of selling, marketing, accounting and legal services related to merger and acquisition activities.

     General, administrative and other expenses include expenses associated with customer service and technical support, primarily salaries and employment costs. We expect operations and customer support expenses to increase in the short term to support new and existing subscribers. New subscribers tend to have particularly heavy customer service and technical support requirements. Because we anticipate growth in our subscriber base, we expect these costs to comprise an increasing percentage of expenses in the near term. In addition, providing customer service and technical support 24 hours a day, seven days a week, in our markets will increase these expenses on an absolute basis. In the longer term, as a percentage of revenues, we believe operations and customer support expenses should decline as the existing sub-scriber base becomes less dependent on customer service, and due to increased operating efficiencies. The consolidation of the help desk and customer support functions will also offset increased costs caused by increased demand.

     General, administrative and other expenses also include the expenses associated with acquiring subscribers, including salaries, bonuses, sales commissions, advertising and referral bonuses. We expect ISP sales and marketing expense to increase over time with the growth in our ISP subscriber base. On a percentage of revenue basis, sales and marketing expense is a relatively variable cost and may increase with our development of unified branding.

     In addition, general, administrative and other expense includes internal and external merger and acquisition costs such as salaries, bonuses, commissions and accounting, legal and other professional fees. We expect to reduce merger and acquisition expenses as a percentage of revenues of acquired businesses through standardization of procedures and documents.

     We expect general, administrative and other costs to increase to support our growth, particularly as we establish a network operations center and implement common billing and financial reporting systems in the near term. Over time, we expect these relatively fixed expenses to decrease as a percentage of revenues. Additionally, as a result of consolidation of the traditional back office activities such as help desk, technical support, and centralized billing, we anticipate the reduction of labor costs for our acquisitions. However, we will incur substantial costs and expenses in connection with our integration and consolidation efforts, including salaries, travel, software and equipment.

     Amortization expense primarily relates, on a pro forma basis, to the amortization of goodwill and subscriber lists acquired in business acquisitions. We expect amortization expense to increase as additional acquisitions are closed and to vary according to the purchase price and tangible assets involved in the acquisition. Our policy is to amortize the portion of the acquisition purchase price attributable to sub-scriber lists, goodwill and other intangible assets over three to five years. This amortization will reduce income. Therefore, as we expand our subscriber base through acquisitions, we will experience increasing amortization expense.

     Depreciation primarily relates to our technology and office equipment and is provided over the estimated useful lives of the assets ranging from three to nine years using the straight-line method. We expect depreciation expense to increase as we grow our networks to support new and acquired subscribers and as we build a network operations center and implement common billing and reporting systems.

     Operating results in the future may fluctuate significantly depending upon a variety of factors, including capital costs and costs associated with the introduction of new products and services. Additional factors that may cause operating results to vary include:

*     The  pricing  and  mix  of  services  provided;

*     Subscriber  retention  rates;

*     Changes  in  pricing  policies  and  product  offerings  by  competitors;

*     Demand  for  Internet  access  services;

*     One-time  costs  associated  with  acquisitions;  and

*     General  telecommunications  services,  performance  and  availability.

     We have experienced seasonal variation in Internet and wireless cable television use in Florida, and revenue streams have fluctuated. As a result, variations in the timing and amounts of revenues could have a material adverse effect on our operating results. Based on the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

DISCUSSION  OF  THE  OPERATIONS  OF  TELECOM  WIRELESS  CORPORATION

     During the fiscal quarter ended June 30, 1999, present management assumed control of Telecom Wireless and started to plan, document and implement its merger and acquisition activities. During that and the following fiscal quarter, substantial time, effort and money were expended to develop and document M&A due diligence and acquisition forms, documents and procedures. At the same time, field personnel were actively seeking letters of intent from acquisition targets. The initial M&A sales and marketing team was later expanded from two senior managers and one support person to include two more in sales and two in operations.

     Between April and September 1999 Telecom Wireless entered into non-binding letters of intent to acquire approximately 19 companies, and definitive agreements for the acquisition of an additional five companies. Due to the lack of acquisition funds, none of these transactions closed except America's Web Station, Inc., and Prentice Technologies, Inc., which were acquisitions largely for Telecom Wireless' common stock. On December 30, 1999, the acquisition of Prentice was rescinded. In addition, the remaining three definitive agreements expired by September 30, 1999.

     For the three months ended March 31, 1999 and 2000, Telecom Wireless had revenues of $109,237 and $193,333, respectively. For the nine months ended March 31, 1999 and 2000, revenues were $398,237 and $565,028, respectively. The primary source of its operating revenues for the periods in 1999 were the wireless cable television operations of Keys Microcable Corporation and the 2000 periods included the addition of the ISP revenue from America's Web Station.

     Currently, wireless cable television services are not part of our strategic plan as the small market in the Key West area limits the value of this subsidiary. However, Keys Microcable does provide a platform from which we will be able to test technical, administrative and marketing plans including the plan for deployment of wireless broadband services described above. By utilizing Keys Microcable's multi-media distribution system radio frequencies, we are planning to offer wireless high-speed Internet access to residential and business customers, market web site development and hosting services, and an improved billing system. To improve the performance of Keys Microcable, Telecom Wireless is making investments in equipment and subscriber services.

     Revenue for the three months ended March 31, 2000 increased $84,096 from $109,237 for the three months ended March 31, 1999 to $193,333. For the nine months ended March 31, 2000 revenue increased $166,791 from $398,237 for the nine months ended March 31, 1999 to $565,028. These increases were primary due to improved marketing efforts at Keys Microcable and the additional revenue generated by America's Web.

     Increases in general and administrative expenses were substantially due to the non-cash expenses. During the three months ended March 31, 2000, Telecom Wireless incurred non-cash expenses aggregating approximately $4,000,000 for depreciation, amortization, stock issued for services, stock-based compensation and imputed interest in connection with financing transactions. We expect non-cash expenses to continue, but at reduced levels. For the three months ended March 31, 2000, our net loss was $6,640,937 while negative cash flow from operations was $1,924,661.

     For the three months ended March 31, 2000, and the nine months ended March 31, 2000, Telecom Wireless incurred approximately $50,023 and $1,079,143, respectively, in M&A-related expenses for outside legal and accounting fees and costs. As management expected, the level of M&A costs for the quarter decreased with the addition of internal resources to replace more costly outside professional services.

     For the nine months ended March 31, 2000, Telecom Wireless incurred non-cash expenses aggregating approximately $8,300,000 for depreciation, amortiza-tion, stock issued for services, stock-based compensation and imputed interest in connection with financing transactions. We expect non-cash expenses to continue, but at reduced levels. For the nine months ended March 31, 2000, our net loss was $18,206,320 while negative cash flow from operations was $5,379,525.

     To fully implement its business plan, Telecom Wireless will be required to acquire or build a national infrastructure and establish and train integration and consolidation teams. Since Telecom Wireless has made few acquisitions, the staff presently required to manage integration and consolidation is minimal. However, when funding for operations and acquisitions is obtained, significant additional in-vestment in technical and integration personnel will be required.

DISCUSSION  OF  THE  RESULTS  OF  OPERATIONS  OF  KEYS  MICROCABLE  CORPORATION

     Keys Microcable Corporation, a Florida Corporation, provides wireless cable television services in Key West, Florida. When current management assumed control of Telecom Wireless in April 1999, Keys Microcable was in a state of decline and disarray caused by lack of capital, which hindered operations as well as growth. Non-payment of fees had resulted in cancellation of several popular channels of programming. Many other programmers were threatening to terminate service. In addition, there were several claims pending against Keys Microcable.

     During fiscal 1999 and the nine month period ending March 31, 2000, the following actions were taken to reverse the financial and operational conditions of Keys Microcable:

* All claims were settled for $159,000 except a lawsuit arising from a traffic accident that is currently being settled by our insurance carrier.

* Resulting from successful negotiations with service, hardware, and content vendors, the amount of overdue payables over 90 days have been reduced by $500,000.

* Investments in capital equipment and maintenance programs to improve signal quality and programming content were also made. These investments have resulted in a significant increase in customer satisfaction based on surveys of the subscribers. Investments included enhanced power back up equipment as well as increased levels of maintenance spares.

* Investments were made to increase sales staff and local advertising programs.

     Since April 1999 the number of equivalent billing unit subscribers has increased by over 19% and the number of premium channel subscriptions has increased over 100%. Increased marketing to developers of new commercial properties and government agencies will substantially increase the total subscriber count by the end of the current fiscal year.

     During the third quarter 2000 over 125 new equivalent billing units have been added. In addition negotiations with the US Government could lead to the addition of another 350 equivalent billing units within two calendar quarters.

     Keys Microcable provides Telecom Wireless with a wireless platform on which to add additional "bundled" services such as Internet access and voice over Internet protocol. To offer wireless two-way, high speed Internet access will require a significant capital investment. This investment may be as high as $300,000 in capital equipment costs. Currently the project is not planned to start until fiscal 2001. This new service along with web site design and hosting is anticipated to generate incremental annual revenues in excess of $240,000.

     The results of a recent engineering study have indicated that KMC can expand northward up the Florida Keys. For a capital expenditure of less than $200,000 an additional 14,000 potential customers could be in the reach of our signals. Marketing studies have indicated that our penetration rate could be as high as 27% of the total potential market. Management believes this level of market penetration could result in additional cash flow from operations of approximately $50,000 per month.

DISCUSSION  OF  AMERICA'S  WEB  STATION,  INC.  RESULTS  OF  OPERATIONS

     America's Web Station, Inc., was founded in January 1997 to provide Internet solutions to the rapidly expanding small- to medium-size business market in southwest Florida. The initial focus was on high-end, database-driven web sites and e-commerce solutions. Dial-up Internet access and web site hosting for businesses subsequently was added. In the first quarter of 1998, America's Web began offering residential Internet service.

     For the nine months ended March 31, 2000, revenue decreased to $91,161 from approximately $132,201 for the same period in the preceding year primarily due to the time and effort required of America's Web management to negotiate, document and close its acquisition by Telecom Wireless in July 1999 and to address changes required by Y2K compliance. However, during the same periods, general and administrative expenses decreased from approximately $201,000 to $103,000 due to final payment of equipment leases and staff reorganization.

     Since the acquisition, hardware and software have been expanded and upgraded and new sales and marketing staff have been hired. The staff has been undergoing training with respect to new products and services. Also, America's Web has implemented a marketing campaign that management believes has been favorably received by the local business community. At March 31, 2000, America's Web had an average of 300 Internet access subscribers and approximately 60 web site hosting customers.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Telecom Wireless had a negative cash flow from operations of $1,924,661 and $5,379,525 for the three months ended March 31, 2000, and the nine months ended Mach 31, 2000, respectively. Cash flow used in investing activities was primarily for the purchase of equipment and acquisition costs. Cash flow generated by financing activities was primarily from the issuance of stock and short-term debt. As of March 31, 2000, Telecom Wireless had a deficit in stockholders' equity of $1,603,597 and current liabilities exceeded current assets by $3,964,486. Substantial additional cash will be required to implement our business plan. However, changing market conditions and the adverse financial condition of Telecom Wireless, primarily its substantial current liabilities, have made it increasingly difficult to obtain financing.

     Since April 1999, Telecom Wireless has funded its operations and working capital needs primarily through private placements of its equity securities and short-term debt instruments, lease financing and increases in current liabilities. These private placements are discussed in Notes 7, 10 and 14 of the consolidated financial statements of Telecom Wireless Corporation included in the most recent prospectus.

     In addition to normal operating expenses and current indebtedness, Telecom Wireless has incurred substantial obligations payable during 2000 including the following:

* Telecom Wireless entered into a Master Lease Agreement dated as of July 30, 1999, with the Internet Working Division of Lucent Technologies Inc., as lessor. Subject to certain conditions, the lessor has agreed to provide telecommunications and other equipment to Telecom Wireless and its subsidiaries having a maximum aggregate purchase price of $20,000,000. Telecom Wireless may lease equipment with a value of up to $5,000,000 without having to satisfy certain covenants and financial ratios. To date, Telecom Wireless has received equipment having a value of approximately $1.2 million. Most of the equipment presently is in storage in Albuquerque, New Mexico and St. Augustine Florida, awaiting field deployment. Lease payments for the rental of this equipment, in-creasing to approximately $49,000 per month by March 2000, were scheduled to commence in November 1999, but have been suspended pending completion of an inventory of equipment delivered. The Master Lease Agreement meets the requirements of an operating lease for accounting purposes. Lease payments for the rental of this equipment, in-creasing to approximately $49,000 per month by March 2000, are current.

* In December 1999, Telecom Wireless entered into an agreement with Adaptive Broadband Corporation to purchase broadband wireless telecommunications equipment and services to establish wireless communications networks in North America for small- and medium-sized businesses and consumers. The agreement requires expenditures over its five-year term of approximately $225 million by Telecom Wireless. Telecom Wireless is obligated to, but has not yet placed, a purchase order in the amount of $13,635,375 covering equipment to be delivered this year including equipment to conduct a trial test through Keys Microcable Corporation. Pursuant to that contract, Telecom Wireless was obligated to take delivery of and remit payment on March 15, 2000, for equipment having a purchase price of approximately $3,340,090. Telecom Wireless has not made the required payment and negotiations are continuing with Adaptive Broadband and financing sources to procure the funds necessary to implement the rollout of the wireless broadband strategy in several markets. Additional payments of $3,392,290 each are due on the first day of June, September and December 2000. Telecom Wireless may terminate the agreement without penalty at any time if Adaptive's product technology is not reasonably competitive in the fixed wireless broadband market.

     Adaptive may terminate the Agreement if it is not satisfied with the sales or promotional performance of Telecom Wireless. If Telecom Wireless fails to purchase the amount of equipment specified in the agreement by the end of any calendar year, it may be subject to a penalty equal to five percent of the unpurchased equipment. In the event of termination by Telecom Wireless without cause or termination by Adaptive with cause, then Telecom Wireless must pay Adaptive five per-cent of the purchase price of the unpurchased equipment for the remainder of the term of the agreement.

* A convertible promissory note in the principal amount of $700,000 was due and payable in full on April 30, 2000. As of May 22, 2000, the note has not been paid. The conversion rate is $7.00 per share of common stock. Telecom Wireless is in negotiations with the lender to extend the maturity of the note in consideration of a reduction of the conversion price. Although the holder has registration rights with respect to the underlying shares of common stock, it is probable the holder will not exercise the conversion right unless the market price is substantially higher than the conversion price on the conversion date.

* HyperLight Network Corporation claims Telecom Wireless is obligated to pay it an additional $600,000, of which $300,000 purportedly is due on each of March 1 and June 1, 2000. The payment due February 29, 2000, was paid in shares of Telecom Wireless common stock. The payment purportedly due March 1, 2000, has not been made. The parties are in negotiation with respect to the HyperLight investment.

* In September and October 1999, Telecom Wireless borrowed $625,000 under convertible promissory notes due in October and November 1999. These notes have not been paid. Upon default, the interest rate increased from 10% to 18% per annum. Telecom Wireless, at its option, has the right to convert principal and accrued interest on the notes into the common stock of Telecom Wireless at a price which is equal to 50% of the five-day average closing bid price of the common stock for the period immediately prior to the notice of conversion given by Telecom Wireless. A lawsuit is pending with respect to these notes and other matters as more fully described herein.

     When present management assumed control of Telecom Wireless in mid-April, 1999, the market for Internet and Internet-related stocks was strong. However, since about July 1999, the market for many of such securities has been highly volatile. It has become increasingly difficult for Telecom Wireless to obtain financing, either debt or equity, to fund operations or acquisitions. This has forced Telecom Wireless to obtain high cost short-term financing to cover operating expenses and to forego acquisitions with a significant cash component. Management believes that the ability of Telecom Wireless to obtain funding necessary to implement its business plan will depend upon its ability to adapt the business plan to rapidly changing market conditions and to maintain and expand its management as required to implement that plan.

     Telecom  Wireless  has  adopted  the  following  financing  plan:

* Establish broadband wireless communications networks in North America for small and medium-sized businesses and consumers. We presently plan to market the wireless broadband services on a wholesale basis and to subscribers of ISPs we acquire and others in the communities served by those ISPs.

* Seek mergers, joint ventures or financing arrangements with larger private or public ISPs and other entities structured primarily with Telecom Wireless equity. These entities may have ISP operational infrastructures already in place and/or may require a source of acquisitions.

* Seek short- and long-term financing through private placements of debt and equity securities in the capital markets. If possible, Telecom Wireless will seek to finance its longer term requirements with debt rather than equity so as to reduce dilution to stock-holders of Telecom Wireless.

* Mount an aggressive campaign to acquire companies for cash, if available, and otherwise for Telecom Wireless common stock. This will require substantial working capital to fund operating and merger and acquisition expenses and to pay the significant cost of compliance with applicable securities laws.

     There can be no assurance that financing will be available in amounts or on terms acceptable to Telecom Wireless, if at all. Should Telecom Wireless be unsuccessful in its efforts to raise capital, it may be required to curtail operations.

FINANCING  ARRANGEMENTS

     Jack Augsback & Associates, Inc. In March 1999, Telecom Wireless entered into an agreement whereby Jack Augsback & Associates, Inc., West Palm Beach, Florida, agreed to research and find sources for Telecom Wireless' various needs of financing and to make introductions to persons capable of providing such financing to Telecom Wireless. Telecom Wireless agreed to compensate Augsback in the form of fees of up to 10% of gross proceeds to Telecom Wireless, stock purchase warrants and expense reimbursement. The Augsback agreement was effective through December 31, 1999. Pursuant to that agreement, Augsback introduced Telecom Wireless to investors who purchased securities for net proceeds to Telecom Wireless aggregating approximately $3,868,745.

     First Equity Capital Securities, Inc. First Equity Capital Securities, Inc., New York, New York, raised $1,000,000 in bridge loan financing for Telecom Wireless and introduced Telecom Wireless to a person which loaned it $700,000. Telecom Wireless agreed to compensate First Equity in the form of fees of up to 10% of gross proceeds to Telecom Wireless, stock purchase warrants and expense reimbursement.

     On October 15, 1999, Telecom Wireless entered into a supplemental agreement with First Equity whereby the company agreed, among other things, to issue five-year warrants to First Equity to purchase 300,000 shares of Telecom Wireless' common stock at a price of $.001 per share and to provide piggy-back registration rights for the underlying shares. In consideration, First Equity agreed to waive fees due and payable to it. First Equity has exercised the warrant. First Equity and certain of its investors have sued Telecom Wireless as described herein.

     Hampton-Porter. In December 1999 Telecom Wireless entered into an Investment Banking Agreement with Hampton-Porter Investment Bankers. Under the agreement, Hampton-Porter agreed to perform a variety of services on a best efforts basis including advice and counsel regarding strategic business and financial plans, negotiations with potential investors, acquisition candidates, strategic partners and others, introductions to securities broker-dealers, information and analysis of market-making activities in the common stock of Telecom Wireless, and due diligence investigations of third persons at the request of management. The agreement required a non-refundable fee of $500,000 or 550,000 shares of the common stock of Telecom Wireless and three-year warrants for the purchase of an additional 1,000,000 shares exercisable at $5.50 per share. If the 550,000 shares are not free-trading by March 21, 2000, then Telecom Wireless will be obligated to issue an additional 200,000 shares to Hampton-Porter as a penalty. The 550,000 shares have been included in this registration statement. The shares issuable upon exercise of the warrants also have registration rights.

     In addition, Telecom Wireless agreed to pay Hampton-Porter finder's fees up to five percent of the value of transactions introduced by Hampton-Porter to Telecom Wireless. The term of the agreement is one year although it can be terminated by either party on five days' notice.

     In January 2000, Hampton-Porter served as placement agent in a non-public offering to one investor of 100,000 shares of Telecom Wireless common stock for a purchase price of $2.50 per share and three-year warrants for the purchase of an additional 75,000 shares at an exercise price of $2.50 per share for which Telecom Wireless has agreed to pay additional fees.

     The Wall Street Trading Group. In March 2000, Telecom Wireless entered into an agreement with The Wall Street Trading Group, San Francisco, California, for the provision of public relations services. Telecom Wireless agreed to issue to Wall Street Trading options for the purchase of 1,000,000 shares of Telecom Wireless common stock at prices ranging from $6.50 to $9.50 per share. The options are exercisable until March 21, 2001, for "free trading shares." In accordance with interpretations by the Securities and Exchange Commission, Telecom Wireless is not presently able to register the option shares for public sale. Accordingly, it is unlikely these options will be exercised in the near term, if ever.

     Other Financing Arrangements. The Roberts Family Trust is controlled by James C. Roberts, Chairman of the Board, and Lynne K. Roberts, a Vice President and the spouse of Mr. Roberts. In April 2000, the Roberts Family Trust and Calvin D. Smiley, Chief Executive Officer of Telecom Wireless, agreed to make equity investments aggregating $15 million in Telecom Wireless. The Roberts Family Trust subscribed to purchase 3,400,000 shares of common stock at a purchase price of $2.94 per share, or a total of $10,000,000, and Mr. Smiley subscribed to purchase 2,000,000 shares at a purchase price of $2.50 per share, or a total of $5,000,000. Each paid the purchase price in the form of a one-year, full-recourse promissory note secured by the shares purchased. The buyers are arranging loans also secured by the shares purchased, the proceeds from which will be used to pay principal and interest on the promissory notes. Telecom Wireless has agreed to register the shares purchased and to subordinate its security interest in the shares purchased to the security interest of the lender if required to facilitate the loans. The dates the notes will be paid, in whole or in part, is uncertain. However, the Roberts Family Trust and Mr. Smiley have represented to Telecom Wireless that the registered shares will not be sold for a period of one year after the date of issuance, except as required to meet the requirements of the lenders. In addition, the Roberts Family Trust and Mr. Smiley are subject to stock sale restriction agreements limiting the amount of the Telecom Wireless common stock that they can sell as described under Telecom Wireless' Stock - Shares Available for Future Sale.

     In  addition, Telecom Wireless entered into a similar arrangement with John
A. Hansen. Mr. Hansen is a substantial shareholder in an entity which owns an Internet service provider which has entered into a non-binding letter of intent to be acquired by Telecom Wireless. Mr. Hansen subscribed to purchase 347,000 shares of common stock at a purchase price of $2.60, or an aggregate of $902,200. He also paid the purchase price in the form of a one-year, full-recourse promissory note secured by the shares purchased.


PART  II  ---  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     Telecom Wireless was the defendant in Coker & Palmer, Inc. v. Telecom Wireless Corporation, a lawsuit filed September 3, 1999, in the County Court of the First Judicial District of Hinds County, Mississippi, Civil Action No. 251-99-4537-CO. Coker & Palmer alleged that Telecom Wireless failed to promptly disclose to the public through the news media material information that would reasonably be expected to affect the value of its securities or influence investors' decisions in connection with a reverse stock split of Telecom Wireless' common stock effected on or about May 4, 1999. Coker & Palmer alleged that it incurred losses of $28,613 because of the failure and sought that amount in compensatory damages plus an unspecified amount in consequential and incidental damages plus costs. Telecom Wireless reached an agreement with Coker & Palmer whereby Telecom Wireless paid to Coker & Palmer the sum of $14,300 plus interest of $640 in settlement of Coker & Palmer's claims. The lawsuit was dismissed with prejudice in April 2000.

     Telecom Wireless entered into an office lease with One Clearlake Centre VEF III, LLC, for approximately 7,439 square feet of office space. Prior to taking occupancy of the space, Telecom Wireless notified the landlord that it did not intend to occupy the space. The landlord took the position that Telecom Wireless was in default under the lease and filed a complaint on in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, Case No. CL 9910570-AD, seeking damages of approximately $900,000 for the unpaid rent for the remaining term of the lease including court costs, interest and a reasonable attorney's fee. In March 2000, Telecom Wireless and One Clearlake Centre entered into an agreement settling the lawsuit. Pursuant to the agreement Telecom
Wireless paid One Clearlake Centre $50,609 and was obligated to pay an additional $50,609 in early April 2000 when the space was ready for occupancy. In addition, Telecom Wireless issued to One Clearlake Centre 40,000 restricted shares of Telecom Wireless' common stock with registration rights as the security deposit under the lease. However, full payment of the amount due to the landlord has not been paid and the landlord is threatening to take a default judgment against Telecom Wireless for the amounts described above.

     On March 31, 2000, Telecom Wireless and James C. Roberts, Chairman of the Board, were sued (Kiam Interests, Ltd., et al, v. Telecom Wireless Corporation, et al, case number 00 CIV 2347 pending in the United States District Court for the Southern District of New York) for $625,000 plus interest and collection costs in connection with promissory notes issued to investors through First Equity Capital Securities, Inc. In addition, the investors claim breach of contract to issue stock purchase warrants and to register the shares of common stock issuable upon exercise of the warrants and breach of contract to compensate the placement agent. The maturity dates of the notes were in October and November 1999. Upon default, the interest rate increased from 10% to 18% per annum and Telecom Wireless was obligated to maintain an effective registration statement with respect to the common stock underlying the notes. Telecom Wireless, at its option, has the right to convert principal and accrued interest on the notes into the common stock of Telecom Wireless at a price which is equal to 50% of the five-day average closing bid price of the common stock for the period immediately prior to the notice of conversion given by Telecom Wireless. Since the lawsuit is in the early stages, no assessment of the probable outcome presently is possible.

     On March 16, 2000, Carr, Riggs & Ingram, LLP filed a complaint against Telecom Wireless (pending in the Circuit Court, Fourteenth Judicial Circuit of the State of Florida) for $25,743 (less $6,057 previously paid) plus interest, attorney fees and costs under an alleged oral agreement with respect to accounting services performed for a company which Telecom Wireless expected to acquire. Telecom Wireless is investigating this matter. At this early stage of the proceedings, no assessment of the probable outcome is possible.


ITEM  2.  CHANGES  IN  SECURITIES.

(a)     Not  applicable.

(b)     Not  applicable.

(c) Between January 1 and March 31, 2000, Telecom Wireless issued securities that were not registered under the Securities Act of 1933 in reliance upon the exemption from securities registration provided by Section 4(2) and/or Rule 506 of Regulation D under the Securities Act as follows:

- 785,000 shares of its common stock for $2,180,000 in cash and warrants for the purchase of 370,000 shares of its common stock at an average exercise price of approximately $2.64 per share to nine accredited investors and one offshore investor. With respect to a portion of in connection with a portion of which Telecom Wireless paid, or is obligated to pay, finders fees as follows:
Equitrade Securities - $9,000; Spencer Edwards Inc. - $20,600; and Hampton-Porter Investment Bankers and International Financial Management - $100,000 plus warrants for the purchase of 40,000 shares.

- 112,655 shares of its common stock valued at $711,217 to four accredited investors and one non-accredited investor in consideration of debt cancellation.

     With respect to all of the transactions described above the purchasers represented they were taking the securities for investment and not for distribution and acknowledged that the certificates evidencing the securities would bear a legend restricting transfer under the Securities Act since they had not been sold in a registered offering. Telecom Wireless believes that the non-accredited investors to whom the securities were issued pursuant to Rule 506 had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment. Telecom Wireless also believes that all investors were sophisticated in business and financial matters, had access to the same type of information as would be contained in a registration statement and did not need the protections that registration would afford.

     On January 6, 2000, an independent NASD-licensed broker dealer sold 116,000 shares of The Company's common stock for $290,000, believing such shares could be sold pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933, as amended, as implemented by Rule 504 of Regulation
D. On January 21, 2000, corporate counsel advised the Company that there was a potential integration issue and the afore-referenced exemption might not be available. On January 21, 2000, The Company made a rescission offer. The Company has since instituted new corporate procedures to insure such transactions do not occur in the future.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

- A convertible promissory note in the principal amount of $700,000 was due and payable in full by Telecom Wireless on April 30, 2000. As of May 22, 2000, the total unpaid amount was $748,711. Negotiations with the lender to extend the maturity of the note are in process.

- In 1999, Telecom Wireless entered into an office lease with One Clearlake Centre VEF III, LLC, which resulted in the lawsuit described in Item 1 herein. As of May 22, 2000, Telecom Wireless owed the landlord approximately $26,000. In the settlement of the lawsuit, Telecom Wireless agreed that if it failed to pay the settlement amount, the landlord could obtain judgment against Telecom Wireless for approximately $900,000 for the unpaid rent for the remaining term of the lease including court costs, interest and a reasonable attorney's fee. To date, the landlord has not sought to take a default judgment as Telecom Wireless has been making periodic good faith payments. In addition, Telecom Wireless is seeking to sublease the space.

- As described in Item 1 herein, on March 31, 2000, Telecom Wireless was sued on certain convertible promissory notes for $625,000 plus interest and collection costs, and for $95,000 in investment banking fees. Telecom Wireless has denied liability on the notes and is vigorously defending the lawsuit. As of May 22, 2000, the amount claimed to be due was approximately $787,000.

- HyperLight Network Corporation claims Telecom Wireless is in default under certain agreements obligating it to pay it $300,000 on March 1, 2000, and an additional $300,000 on June 1, 2000. Management of Telecom Wireless believes it has meritorious defenses to any claims that may be made by HyperLight and will vigorously defend any lawsuit filed by HyperLight.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.

ITEM  5.  OTHER  INFORMATION

     Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits.

             27.1     Financial Data Schedule


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                   TELECOM  WIRELESS  CORPORATION


Date:   May 22, 2000               By:    /s/ C. Stephen Guyer
     ----------------------------     ------------------------------------------
                                   Title:  Vice President-Corporate Finance


Date:   May 22, 2000               By:    /s/ Calvin D. Smiley
     ----------------------------     ------------------------------------------
                                   Title:  President and CEO